Form 10-Q
period 1995-04-01
ALASKA GOLD CO
filed 1995-05-03
CIK 3228

                                      1995


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                       For the period ended April 1, 1995


                          Commission File Number 1-7241


                              ALASKA GOLD COMPANY
             (exact name of registrant as specified in its charter)


               Delaware                              13-2774390
    (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)            Identification No.)


                2959 NORTH ROCK ROAD
                  WICHITA, KANSAS                      67226
       (Address of principal executive offices)      (Zip Code)


       Registrant's telephone number, including area code: (316) 636-6316


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No


As of April 28, 1995, 5,000,000 shares of the Registrant's common stock were outstanding.

                              ALASKA GOLD COMPANY

                                    FORM 10-Q

                       For the Period Ended April 1, 1995

                                     INDEX


Part I. Financial Information                                            Page

Item 1. Financial Statements (Unaudited)

   a.) Statements of Operations
       for the quarters ended April 1, 1995 and
       March 26, 1994.......................................................3

   b.) Balance Sheets
       as of April 1, 1995 and December 31, 1994............................4

   c.) Statements of Cash Flows
       for the quarters ended April 1, 1995 and
       March 26, 1994.......................................................5

   d.) Notes to Financial Statements........................................6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................7


Part II.     Other Information

Signatures..................................................................9

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ALASKA GOLD COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)
                                                  For the Quarter Ended
                                              April 1, 1995     March 26, 1994
Net sales                                     $         -        $        61
Sales to Mueller                                        -                  -
                                               ----------         ----------
      Total sales                                       -                 61

Cost of sales                                         179                280
General and administrative expenses                   226                163
                                               ----------         ----------
      Operating loss                                 (405)              (382)
Interest expense:
   Mueller                                         (1,114)              (628)
   Other                                              (43)                 -
Other income, net                                     451                139
                                               ----------         ----------
      Loss before income taxes                     (1,111)              (871)

Income tax expense                                      -                  -
                                               ----------         ----------
      Net loss                                $    (1,111)       $      (871)
                                               ==========         ==========


Number of common shares outstanding                 5,000               5,000
                                               ==========          ==========


Net loss per share                            $     (0.22)       $      (0.17)
                                               ==========           ==========
















See accompanying notes to financial statements.

ALASKA GOLD COMPANY
BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                              April 1, 1995  December 31, 1994
Assets
Current assets:
   Cash                                       $        36        $       542
   Gold inventory                                       8                233
   Due from affiliate                                 183                191
   Prepaid preparation costs                        2,994              1,568
                                               ----------         ----------
      Total current assets                          3,221              2,534

Properties, net                                     3,891              4,155
Other assets                                           25                 25
                                               ----------         ----------
                                              $     7,137        $     6,714
                                               ==========         ==========

Liabilities and Stockholders' Deficit
Current liabilities:
   Current portion of long-term debt          $       496        $       486
   Accounts payable                                   271                239
   Accrued expenses                                   441                314
   Term loans and advances payable to
      Mueller                                      92,827             91,334
                                               ----------         ----------
      Total current liabilities                    94,035             92,373

Long-term debt:
   Notes payable to Mueller                         3,400              3,400
   Other                                            1,430              1,558
Environmental reserve                               1,800              1,800
Restructuring reserve                               1,436              1,436
                                               ----------         ----------
      Total liabilities                           102,101            100,567
                                               ----------         ----------

Stockholders' deficit:
   Common stock, $.10 par value;
      10,000,000 shares authorized;
      5,000,000 shares issued and
      outstanding                                     500                500
   Additional paid-in capital                       4,897              4,897
   Accumulated deficit                           (100,361)           (99,250)
                                               ----------         ----------
      Total stockholders' deficit                 (94,964)           (93,853)

Commitments and contingencies                           -                  -
                                               ----------         ----------
                                              $     7,137        $     6,714
                                               ==========         ==========

See accompanying notes to financial statements.

ALASKA GOLD COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                  For the Quarter Ended
                                              April 1, 1995     March 26, 1994
Cash flows from operating activities:
   Net loss                                   $    (1,111)       $      (871)
   Adjustments to reconcile net loss
      to net cash used in operating
      activities:
      Interest not paid on
         Mueller borrowings                         1,114                628
      Gain on sales of land                           (49)               (92)
      Changes in assets and liabilities:
         Receivables                                    -                112
         Inventories                                  225                 57
         Prepaid preparation costs                 (1,165)            (1,049)
         Other assets                                  19                 10
         Current liabilities                          159                (78)
                                               ----------         ----------
         Net cash used in operating
            activities                               (808)            (1,283)
                                               ----------         ----------

Cash flows from investing activities:
   Capital expenditures                                (8)               (14)
   Proceeds from sales of properties                   49                 93
                                               ----------         ----------
         Net cash provided by
            investing activities                       41                 79
                                               ----------         ----------

Cash flows from financing activities:
   Net principal repayments and advances
     from Mueller                                     379                118
   Repayment of long-term debt                       (118)                 -
   Issuance of note payable to Mueller                  -              2,000
                                               ----------         ----------

         Net cash provided by
            financing activities                      261              2,118
                                               ----------         ----------

Increase (decrease) in cash                          (506)               914

Cash at the beginning of the period                   542                350
                                               ----------         ----------

Cash at the end of the period                 $        36        $     1,264
                                               ==========         ==========

See accompanying notes to financial statements.

ALASKA GOLD COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


Note 1 - Financial Statements

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Alaska Gold Company's ("the Company") Annual Report on Form 10-K, including the annual financial statements incorporated therein.

     The accompanying unaudited interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain amounts in the 1994 quarterly financial statements have been reclassified to conform with current period presentation.

     Operations of the Company are seasonal in nature because of the climatic conditions in Alaska. In addition, the Company sells gold based upon gold market conditions and cash needs and does not necessarily sell gold in any given period, quarter or year. Accordingly, the results of operations for any interim period are not necessarily indicative of the results for any other periods or for a full year.


Note 2 - Sales to Mueller

     On August 29, 1994 the Company granted to Mueller Industries, Inc. ("Mueller"), the Company's majority stockholder, an option to purchase gold produced or received as royalties. Terms of the option include establishing the method of pricing the Mueller purchase as the average of the London PM price for gold for the first ten days following shipment to the refiner. During the first quarter of 1995, no produced gold was sold. However, in February 1995, Mueller purchased $505,000 of gold received as royalties by the Company.


Note 3 - Prepaid Preparation Costs

     Expenditures related to open pit mining and removal of overburden and pay gravel in preparation for 1995 operations are classified as prepaid preparation costs. These expenditures are capitalized as inventory when the gold-bearing material is processed through the wash plant.



Note 4 - Commitments and Contingencies

     The Company is subject to normal environmental standards imposed by federal, state and local environmental laws and regulations. Management believes that the outcome of pending environmental matters will not materially affect the overall financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

     The Company's operating capital requirements are subject to significant fluctuation because of the seasonal nature of operations. Total aggregate operating costs during the first quarter were approximately $1,570,000 of which $1,165,000 were capitalized as prepaid preparation costs.


Open Pit

     The Company commenced full scale open pit operations during the winter of 1994-95 at its Nome properties. For more detail on the open pit mining operation, reference is made to the Company's Form 10-Ks for 1994, 1993 and 1992. Implementation of a full scale operation required the Company to obtain additional equipment during the latter part of 1994. Although a later than anticipated delivery of equipment delayed start up of the larger scale operation in the fall of 1994, the Company has been able to proceed with its winter operations according to plan. Production and removal of overburden and pay gravel are expected to be substantially completed in May 1995. Through April 30, 1995, over 210,000 cubic yards of pay gravel have been stockpiled for processing through the wash plant from May through September 1995.

     Preliminary exploratory drilling studies by management and independent consultants indicate that there may be scattered gold reserve blocks available that contain necessary grades to support open pit mining for up to ten years.


Dredging

     The Company's only remaining operating dredge, Dredge 5, operated in naturally thawed, low grade ground during 1994. At the end of the 1994 dredging season, Dredge 5 was operating in an area where the pay grades were marginal. During the winter of 1994-95, an assay drilling program was undertaken to determine if further operations are economically feasible. The assays indicate the pay grade adjacent to the dredge is sufficient to support limited mining during the summer of 1995. More drilling will be performed to determine if further mining is feasible.


Lode Mining

     In July, 1994, the Company entered into an Exploration and Option Agreement ("Agreement") with Bering Straits Native Corp. (d.b.a. Golden Glacier, Inc., ("GGI")), and Kennecott Exploration Company ("Kennecott") to allow Kennecott to explore the lode mining potential of certain lands in the Nome area. The Company and GGI jointly committed lands to an area of interest which Kennecott believes may contain gold bearing ore. Kennecott has substantial exploration operations now in progress near Nome working on this area of interest as well as on adjacent lands. The committed area contains approximately 10,000 acres of which 9,100 acres are controlled by GGI, and 900 acres are owned by the Company. For more detail on the lode mining Agreement with Kennecott, reference is made to the Company's Form 10-K for 1994.

Other

     Subsequent to the end of the first quarter of 1995, the Company borrowed $1,500,000 from Mueller (the Notes). Proceeds will be used to continue open pit operations until the pay gravel can be processed and sold. The Notes include interest at eight and three quarters percent (8.75%) payable quarterly beginning June 30, 1995. Principal on the Notes is due December 31, 2001, and is secured by an interest in substantially all assets of the Company.

     The continued viability of the Company as a going concern is dependent upon its ability to generate sufficient working capital through future profitable operations and sales of assets, including land owned by the Company, and to maintain or restructure its existing financing from Mueller in a manner acceptable to both Mueller and the Company. The Company's ability to attain and maintain profitable operations depends in part upon the market price of gold and production yield. If the Company were unable to generate or obtain sufficient working capital or if demand were made for the payment of loans and advances made to it by Mueller, the Company's management may have no choice other than to file for protection under the Federal Bankruptcy Code.
In that event, it is likely that the Company's stockholders, other than Mueller as the holder of the Company's debt, would receive no distribution with respect to their shares from the Company's bankruptcy estate.

Results of Operations

     Activity in the first quarter was limited primarily to excavation of overburden and pay gravel from the open pit.

     No produced gold has been sold by the Company in the first quarter of 1995, compared to $61,000 (153 ounces) in the first quarter of 1994. Cost of sales, consisting of expenditures not directly related to open pit preparation, decreased to $179,000 in 1995 compared to $280,000 in 1994. The reduction is principally due to the reduction of sales. General and administrative expenses increased to $226,000 in 1995 compared to $163,000 in 1994. This increase is principally due to increased payroll and employment costs.

     Interest expense increased to $1,114,000 in 1995 compared to $628,000 in 1994. This increase is primarily due to increases in interest rates, in addition to increased borrowings. Other income, net, increased in 1995 to $451,000 compared to $139,000 in 1994. This increase is due to increased receipts of gold royalties, offset by a reduction in gains from sales of properties.



PART II.  OTHER INFORMATION

Items 1, 2, 3, 4, 5, and 6 are not applicable and have been omitted.

                              ALASKA GOLD COMPANY

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 1995.

                                             ALASKA GOLD COMPANY



                                             /s/ Gary L. Barker
                                             Gary L. Barker
                                             President



                                             /s/ Richard W. Corman
                                             Richard W. Corman
                                             Treasurer, Chief Financial
                                             Officer and Chief Accounting
                                             Officer