Form 10-Q
period 1995-07-01
ALASKA GOLD CO
filed 1995-08-11
CIK 3228

                                      1995


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                       For the period ended July 1, 1995


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


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No


As of August 7, 1995, 5,000,000 shares of the Registrant's common stock were outstanding.

                              ALASKA GOLD COMPANY

                                    FORM 10-Q

                       For the Period Ended July 1, 1995

                                     INDEX


Part I. Financial Information                                            Page

Item 1. Financial Statements (Unaudited)

   a.) Statements of Operations
       for the quarters and six-months ended July 1, 1995
       and June 25, 1994....................................................3

   b.) Balance Sheets
       as of July 1, 1995 and December 31, 1994.............................4

   c.) Statements of Cash Flows
       for the six-months ended July 1, 1995 and
       June 25, 1994........................................................5

   d.) Notes to Financial Statements........................................6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................7


Part II.     Other Information

Signatures..................................................................9

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ALASKA GOLD COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)
                               For the Quarter Ended  For the Six-Months Ended
                                  July 1,   June 25,       July 1,   June 25,
                                    1995      1994           1995      1994
Net sales                         $    509  $    152       $    509  $    213
Sales to Mueller                         -         -              -         -
                                   -------   -------        -------   -------
      Total sales                      509       152            509       213

Cost of sales                        1,133       621          1,312       901
General and administrative
   expenses                            174       192            400       355
                                   -------   -------        -------   -------
      Operating loss                  (798)     (661)        (1,203)   (1,043)
Interest expense:
   Mueller                          (1,119)     (818)        (2,233)   (1,446)
   Other                               (41)        -            (84)        -
Other income, net                       53       486            504       625
                                   -------   -------        -------   -------
Loss before income taxes            (1,905)     (993)        (3,016)   (1,864)

Income tax expense                       -         -              -         -
                                   -------   -------        -------   -------
      Net loss                    $ (1,905) $   (993)      $ (3,016) $ (1,864)
                                   =======   =======        =======   =======


Number of common shares
   outstanding                       5,000     5,000          5,000     5,000
                                   =======   =======        =======   =======


Net loss per share                $  (0.38) $  (0.20)      $  (0.60) $  (0.37)
                                   =======   =======        =======   =======














See accompanying notes to financial statements.

ALASKA GOLD COMPANY
BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                               July 1, 1995  December 31, 1994
Assets
Current assets:
   Cash and cash equivalents                  $       417        $       542
   Gold inventory                                     941                233
   Due from affiliate                                 183                191
   Prepaid preparation costs                        2,254              1,568
                                               ----------         ----------
      Total current assets                          3,795              2,534

Property and equipment, net                         3,658              4,155
Other assets                                           25                 25
                                               ----------         ----------
                                              $     7,478        $     6,714
                                               ==========         ==========

Liabilities and Stockholders' Deficit
Current liabilities:
   Current portion of long-term debt          $       496        $       486
   Accounts payable                                   117                239
   Accrued expenses                                   394                314
   Term loans and advances payable to
      Mueller                                      93,893             91,334
                                               ----------         ----------
      Total current liabilities                    94,900             92,373

Long-term debt:
   Notes payable to Mueller                         4,900              3,400
   Other                                            1,311              1,558
Environmental reserve                               1,800              1,800
Restructuring reserve                               1,436              1,436
                                               ----------         ----------
      Total liabilities                           104,347            100,567
                                               ----------         ----------

Stockholders' deficit:
   Common stock, $.10 par value;
      10,000,000 shares authorized;
      5,000,000 shares issued and
      outstanding                                     500                500
   Additional paid-in capital                       4,897              4,897
   Accumulated deficit                           (102,266)           (99,250)
                                               ----------         ----------
      Total stockholders' deficit                 (96,869)           (93,853)

Commitments and contingencies                           -                  -
                                               ----------         ----------
                                              $     7,478        $     6,714
                                               ==========         ==========

See accompanying notes to financial statements.

ALASKA GOLD COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                 For the Six Months Ended
                                              July 1, 1995      June 25, 1994
Cash flows from operating activities:
   Net loss                                   $    (3,016)       $    (1,864)
   Adjustments to reconcile net loss
      to net cash used in operating
      activities:
      Interest not paid on
         Mueller borrowings                         2,075              1,445
      Depreciation                                    538                 25
      Gain on sales of land                           (92)              (554)
      Changes in assets and liabilities:
         Receivables                                    -                113
         Inventories                                 (708)            (1,124)
         Due from affiliate                             8                 36
         Prepaid preparation costs                   (686)            (1,047)
         Current liabilities                          (42)               219
         Other                                          -                  3
                                               ----------         ----------
         Net cash used in operating
            activities                             (1,923)            (2,748)
                                               ----------         ----------
Cash flows from investing activities:
   Capital expenditures                               (41)              (299)
   Proceeds from sales of properties                   92                555
                                               ----------         ----------
         Net cash provided by
            investing activities                       51                256
                                               ----------         ----------
Cash flows from financing activities:
   Net principal repayments and advances
     from Mueller                                     484                247
   Repayment of long-term debt                       (237)                 -
   Issuance of note payable to Mueller              1,500              2,600
                                               ----------         ----------
         Net cash provided by
            financing activities                    1,747              2,847
                                               ----------         ----------
Increase (decrease) in cash
   and cash equivalents                              (125)               355
Cash and cash equivalents at the
   beginning of the period                            542                350
                                               ----------         ----------
Cash and cash equivalents at the
   end of the period                          $       417        $       705
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

     Operations of the Company are seasonal in nature because of the climatic conditions in Alaska. In addition, the Company sells gold based upon gold market conditions and cash needs and does not necessarily sell gold in any given period, quarter, or year. Accordingly, the results of operations for any interim period are not necessarily indicative of the results for any other periods or for a full year.


Note 2 - Sales to Mueller

     On August 29, 1994, the Company granted to Mueller Industries, Inc. ("Mueller"), the Company's majority stockholder, an option to purchase gold produced or received as royalties. Terms of the option include establishing the method of pricing as the average of the London PM price for gold for the first ten days following shipment to the refiner. During the first six-months of 1995, no produced gold was sold to Mueller. However, in February 1995, Mueller purchased $505,000 of gold received as royalties by the Company.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

     The Company's operating capital requirements are subject to significant fluctuation because of the seasonal nature of operations. Total aggregate operating costs during the first six-months of 1995 were approximately $2,398,000 of which $686,000 were capitalized as prepaid preparation costs.

Open Pit

     The Company commenced full scale open pit operations during the winter of 1994-95 at its Nome properties. For more detail on the open pit mining operation, reference is made to the Company's Form 10-Ks for 1994, 1993 and 1992. Implementation of a full scale operation required the Company to obtain additional equipment during the latter part of 1994. Although a later than anticipated delivery of equipment delayed start up of the larger scale operation in the fall of 1994, the Company has been able to proceed with its winter operations according to plan. The Company had originally planned to conduct open pit mining only through the winter months. However, production and removal of the overburden and pay gravel have continued into the summer of 1995.

     Wash plant operations commenced on May 25, 1995, and will continue through October 1995. Through June 30, 1995, an estimated 4,784 troy ounces of gold were recovered from 82,036 cubic yards of pay gravel processed during the second quarter. The gold recovery per yard of pay gravel compares favorably to the Company's projection. Total pay gravel to be processed in 1995 is estimated to be 275,000 cubic yards.

     Preliminary exploratory drilling studies by management and independent consultants indicate that there may be scattered gold reserve blocks available that contain necessary grades to support open pit mining for up to ten years.

Dredging

     The Company's only remaining operating dredge, Dredge 5, operated in naturally thawed, low grade ground during 1994. At the end of the 1994 dredging season, Dredge 5 was operating in an area where the pay grades were marginal. During the winter of 1994-95, an assay drilling program was undertaken to determine if further operations were economically feasible. The assays indicated the pay grade adjacent to the dredge is potentially sufficient to support limited mining. However, additional exploration is being undertaken to confirm that the grade is mineable. If the results of the additional tests are favorable, Dredge 5 may resume operations in the spring of 1996.

Lode Mining

     In July 1994, the Company entered into an Exploration and Option Agreement ("Agreement") with Bering Straits Native Corp. (d.b.a. Golden Glacier, Inc., ("GGI")), and Kennecott Exploration Company ("Kennecott") to allow Kennecott to explore the lode mining potential of certain lands in the Nome area. The Company and GGI jointly committed lands to an area of interest which Kennecott believes may contain gold bearing ore. Kennecott has substantial exploration operations now in progress near Nome working on this area of interest as well as on adjacent lands. It is anticipated that

Kennecott will continue increasing its exploration operations on these lands. The committed area contains approximately 10,000 acres of which 9,100 acres are controlled by GGI, and 900 acres are owned by the Company. For more detail on the lode mining Agreement with Kennecott, reference is made to the Company's Form 10-K for 1994.

Other

     During the second quarter of 1995, the Company borrowed an additional $1,500,000 from Mueller (the Notes). Proceeds are being used to continue open pit operations until the pay gravel can be processed and sold. The Notes include interest at eight and three quarters percent (8.75%) payable quarterly beginning June 30, 1995. Principal on the Notes is due December 31, 2001, and is secured by an interest in substantially all assets of the Company.

     In May 1995, the Company selected a realtor to assist in developing and implementing a marketing plan for sale of land owned by the Company, especially in the Fairbanks area. An agreement was reached whereby the Company reserves all rights to market properties on its own.

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

Results of Operations

     Activity in the second quarter consisted primarily of excavation of overburden and pay gravel from the open pit and start up of the wash plant.

     During the first six-months of 1995, the Company's sales were $509,000 (1,302 ounces) compared to $213,000 (554 ounces) in 1994. Cost of sales increased to $1,312,000 in 1995 compared to $901,000 in 1994. This increase is primarily attributable to the increase in ounces sold. General and administrative expenses increased to $400,000 in 1995 compared to $335,000 in 1994. This increase is due to increased payroll and employment costs primarily incurred in the first quarter of 1995 since mining is taking place during winter months.

     Interest expense increased to $2,317,000 in 1995 compared to $1,446,000 in 1994. This increase in interest is due to increased interest rates and increased borrowings in 1995. Other income, net decreased to $504,000 in 1995 compared to $625,000 in 1994. This decrease is due to a reduction in gains from land sales, partially offset by increases in royalty income.


PART II.  OTHER INFORMATION
Items 1, 2, 3, 4, 5, and 6 are not applicable and have been omitted.

                              ALASKA GOLD COMPANY

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 1995.

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