Form 10-Q
period 1995-09-30
ALASKA GOLD CO
filed 1995-11-13
CIK 3228

                                      1995


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                       For the period ended September 30, 1995


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


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No


As of November 3, 1995, 5,000,000 shares of the Registrant's common stock were outstanding.

                               ALASKA GOLD COMPANY

                                    FORM 10-Q

                     For the Period Ended September 30, 1995

                                     INDEX


Part I. Financial Information                                            Page

Item 1. Financial Statements (Unaudited)

   a.) Statements of Operations
       for the quarters and nine-months ended September 30, 1995
       and September 24, 1994...............................................3

   b.) Balance Sheets
       as of September 30, 1995 and December 31, 1994.......................5

   c.) Statements of Cash Flows
       for the nine-months ended September 30, 1995 and
       September 24, 1994...................................................6

   d.) Notes to Financial Statements........................................7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................8


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K...................................10

Signatures.................................................................11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ALASKA GOLD COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)
                                                    For the Quarter Ended
                                                September 30,    September 24,
                                                    1995             1994
Net sales                                       $      3,033     $          7
Sales to Mueller                                           -            3,416
                                                 -----------      -----------
      Total sales                                      3,033            3,423

Cost of sales                                          2,035            3,685
General and administrative
   expenses                                              176              210
                                                 -----------      -----------
      Operating income (loss)                            822             (472)
Interest expense:
   Mueller                                            (1,099)            (910)
   Other                                                 (38)              (6)
Other income, net                                        796              383
                                                 -----------      -----------
      Income (loss) before income taxes                  481           (1,005)

Income tax expense                                         -                -
                                                 -----------      -----------
Net income (loss)                               $        481     $     (1,005)
                                                 ===========      ===========


Number of common shares outstanding                    5,000            5,000
                                                 ===========      ===========

Net income (loss) per share                     $       0.10     $      (0.20)
                                                 ===========      ===========
















See accompanying notes to financial statements.

ALASKA GOLD COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)
                                                  For the Nine-months Ended
                                                September 30,    September 24,
                                                    1995             1994
Net sales                                       $      3,542     $        220
Sales to Mueller                                           -            3,416
                                                 -----------      -----------
      Total sales                                      3,542            3,636

Cost of sales                                          3,347            4,586
General and administrative
   expenses                                              576              565
                                                 -----------      -----------
      Operating income (loss)                           (381)          (1,515)
Interest expense:
   Mueller                                            (3,332)          (2,356)
   Other                                                (122)              (6)
Other income, net                                      1,300            1,008
                                                 -----------      -----------
      Income (loss) before income taxes               (2,535)          (2,869)

Income tax expense                                         -                -
                                                 -----------      -----------
Net income (loss)                               $     (2,535)    $     (2,869)
                                                 ===========      ===========


Number of common shares outstanding                    5,000            5,000
                                                 ===========      ===========

Net income (loss) per share                     $      (0.51)    $      (0.57)
                                                 ===========      ===========


















See accompanying notes to financial statements.

ALASKA GOLD COMPANY
BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                                September 30,    December 31,
                                                    1995             1994
Assets
Current assets:
   Cash and cash equivalents                    $        964     $        542
   Gold inventory                                      2,496              233
   Due from affiliate                                    183              191
   Prepaid preparation costs                             353            1,568
                                                 -----------      -----------
      Total current assets                             3,996            2,534

Property and equipment, net                            5,015            4,155
Other assets                                              25               25
                                                 -----------      -----------
                                                $      9,036     $      6,714
                                                 ===========      ===========

Liabilities and Stockholders' Deficit
Current liabilities:
   Current portion of long-term debt            $        496     $        486
   Accounts payable                                      260              239
   Accrued expenses                                      327              314
   Term loans and advances payable to Mueller         95,016           91,334
                                                 -----------      -----------
      Total current liabilities                       96,099           92,373

Long-term debt:
   Notes payable to Mueller                            4,900            3,400
   Other                                               1,189            1,558
Environmental reserve                                  1,800            1,800
Restructuring reserve                                  1,436            1,436
                                                 -----------      -----------
      Total liabilities                              105,424          100,567
                                                 -----------      -----------

Stockholders' deficit:
   Common stock, $.10 par value;
      10,000,000 shares authorized;
      5,000,000 shares issued and
      outstanding                                        500              500
   Additional paid-in capital                          4,897            4,897
   Accumulated deficit                              (101,785)         (99,250)
                                                 -----------      -----------
      Total stockholders' deficit                    (96,388)         (93,853)

Commitments and contingencies                              -                -
                                                 -----------      -----------
                                                $      9,036     $      6,714
                                                 ===========      ===========

See accompanying notes to financial statements.

ALASKA GOLD COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                  For the Nine-Months Ended
                                                September 30,    September 24,
                                                    1995             1994
Cash flows from operating activities:
   Net loss                                     $     (2,535)    $     (2,869)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Interest not paid on Mueller borrowings          3,073            2,309
      Depreciation                                       798              219
      Gain on sales of land                             (149)            (637)
      Changes in assets and liabilities:
         Receivables                                       -              113
         Inventories                                  (2,263)          (1,160)
         Due from affiliate                                8               63
         Prepaid preparation costs                     1,215              249
         Current liabilities                              34              341
                                                 -----------      -----------
           Net cash provided by (used in)
              operating activities                       181           (1,372)
                                                 -----------      -----------
Cash flows from investing activities:
   Capital expenditures                               (1,659)          (3,697)
   Proceeds from sales of properties                     150              639
                                                 -----------      -----------
           Net cash used in
              investing activities                    (1,509)          (3,058)
                                                 -----------      -----------
Cash flows from financing activities:
   Issuance of other long-term debt                        -            2,162
   Net principal repayments and advances from Mueller    609              406
   Repayment of other long-term debt                    (359)               -
   Issuance of notes payable to Mueller                1,500            3,400
                                                 -----------      -----------
           Net cash provided by
              financing activities                     1,750            5,968
                                                 -----------      -----------
Increase in cash and cash equivalents                    422            1,538

Cash and cash equivalents at the
   beginning of the period                               542              350
                                                 -----------      -----------
Cash and cash equivalents at the
   end of the period                            $        964     $      1,888
                                                 ===========      ===========





See accompanying notes to financial statements.

                              ALASKA GOLD COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Financial Statements

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Alaska Gold Company ("the Company") Annual Report on Form 10-K, including the annual financial statements incorporated therein.

     The accompanying unaudited interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain amounts in the 1994 quarterly financial statements have been reclassified to conform with current period presentation.

     Operations of the Company are seasonal in nature because of the climatic conditions in Alaska. In addition, the Company sells gold based upon gold market conditions and cash needs and does not necessarily sell gold in any given period, quarter, or year. Accordingly, the results of operations for any interim period are not necessarily indicative of the results for any other period or for a full year.

Note 2 - Sales to Mueller

     On August 29, 1994, the Company granted to Mueller Industries, Inc. ("Mueller"), the Company's majority stockholder, an option to purchase gold produced or received as royalties. Terms of the option include establishing the method of pricing as the average of the London PM price for gold for the first ten days following shipment to the refiner. During the first nine-months of 1995, no produced gold was sold to Mueller. However, in February 1995, Mueller purchased $505,000 of gold received as royalties by the Company.

Note 3 - Prepaid Preparation Costs

     Expenditures related to open pit mining and removal of overburden and pay gravel in preparation for wash plant operations are classified as prepaid preparation costs. These expenditures are capitalized as inventory when the gold-bearing material is processed through the wash plant.

Note 4 - Commitments and Contingencies

     The Company is subject to normal environmental standards imposed by federal, state and local environmental laws and regulations. Management believes that the outcome of any environmental proceedings will not materially affect the overall financial position of the Company.

Note 5 - Proposed Merger Transaction

     On September 1, 1995, the Company's Board of Directors approved an Agreement and Plan of Merger (the Plan). Under the Plan, all of the Company's common stock will be acquired by the majority stockholder, for cash. The Company expects this merger transaction to be completed by the end of this year. The proposed merger will be voted upon by the stockholders of the Company. Mueller, the holder of approximately 85 percent of the outstanding shares, has expressed its intent of voting in favor of the merger.

Note 6 - Notes payable to Mueller

     During the first nine-months of 1995, the Company borrowed an additional $1,500,000 from Mueller (the Notes). The Notes include interest at eight and three quarters percent (8.75%) payable quarterly beginning June 30, 1995. Principle on the Notes is due December 31, 2001, and is secured by an interest in substantially all assets of the Company. Subsequent to the end of the third quarter, the Company borrowed an additional $900,000 from Mueller with terms similar to the above Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company's operating capital requirements are subject to significant fluctuation because of the seasonal nature of operations. Total aggregate operating costs were approximately $1.9 million during the third quarter of 1995, and approximately $5.0 million for the first nine-months of 1995.

Open Pit

     The Company commenced full scale open pit gold mining operations during the winter of 1994-95 at its Nome properties. For more detail on the open pit mining operation, reference is made to the Company's Form 10-Ks for 1994, 1993 and 1992. Implementation of a full scale operation required the Company to obtain additional excavation equipment during the latter part of 1994. Although a later than anticipated delivery of this equipment delayed start up of the larger scale operation in the fall of 1994, the Company has been able to proceed with its winter operations according to plan.

     The Company had originally anticipated that open pit mining was feasible only through the winter months. However, production and removal of some overburden and pay gravel was possible during the summer and fall of 1995. Mining of overburden and pay gravel for 1995 production was completed on October 20. On October 26, stripping of overburden for 1996 production began.

     Wash plant operations commenced on May 25, 1995, and continued until October 15, 1995. Through September 30, 1995, an estimated 17,440 troy ounces of gold were recovered from approximately 300,000 cubic yards of pay gravel processed during the second and third quarters. The gold recovery per yard of pay gravel compares favorably to the Company's projection.

     Preliminary exploratory drilling studies by Company management and independent consultants indicate that there may be scattered gold reserve blocks available that contain necessary grades to support open pit mining at current levels of production for up to ten years.

Dredging

     The Company's only remaining operating dredge, Dredge 5, operated in naturally thawed, low grade ground during 1994. At the end of the 1994 dredging season, Dredge 5 was operating in an area where the pay grades were marginal. During the winter of 1994-95, an assay drilling program was undertaken to determine if further operations were economically feasible. The assays indicated the pay grade adjacent to the dredge is potentially sufficient to support limited mining. However, additional exploration, environmental permitting and development of a mine plan are necessary to determine if operations should resume.

Lode Mining

     In July 1994, the Company entered into an Exploration and Option Agreement ("Agreement") with Bering Straits Native Corp. (d.b.a. Golden Glacier, Inc., ("GGI")), and Kennecott Exploration Company ("Kennecott") to allow Kennecott to explore the lode mining potential of certain lands in the Nome area. The Company and GGI jointly committed lands to an area of interest which Kennecott believes may contain gold bearing ore. Kennecott has substantial exploration operations, now in progress near Nome, working on this area of interest as well as on adjacent lands. Kennecott has met the requirements of the agreement and has completed exploration for 1995 with plans to resume in 1996. The committed area contains approximately 10,000 acres of which 9,100 acres are controlled by GGI, and 900 acres are owned by the Company. For more detail on the lode mining Agreement with Kennecott, reference is made to the Company's Form 10-K for 1994.

Other

     On September 1, 1995, the Company entered into an Agreement and Plan of Merger with Mueller Acquisition Corporation, a Delaware corporation ("MAC"), pursuant to which MAC will be merged with and into the Company with the Company being the surviving corporation. Additionally all shares of the common stock of the Company other than the shares owned by Mueller, will be converted into the right to receive $0.25 cash per share and thereafter the Company will be wholly owned by Mueller.

     During the second quarter of 1995, the Company borrowed an additional $1,500,000 from Mueller (the Notes). The Notes include interest at eight and three quarters percent (8.75%) payable quarterly beginning June 30, 1995. Principal on the Notes is due December 31, 2001, and is secured by an interest in substantially all assets of the Company. Subsequent to the end of the third quarter, the Company borrowed an additional $900,000 from Mueller with terms similar to the above Notes.

     In May 1995, the Company selected a realtor to assist in developing and implementing a marketing plan for sale of land owned by the Company, primarily in the Fairbanks area. An agreement was reached whereby the Company reserves all rights to market properties on its own.

     The continued viability of the Company as a going concern is dependent upon its ability to generate sufficient working capital through future profitable operations and sales of assets, including land owned by the Company, and to maintain or restructure its existing financing from Mueller in a manner acceptable to both Mueller and the Company. The Company's ability to attain and maintain profitable operations depends, in part, upon the market price of gold and production yield. If the Company were unable to generate or obtain sufficient working capital or if demand were made for the payment of loans and advances made to it by Mueller, the Company's management may have no choice other than to file for protection under the Federal Bankruptcy Code.
In that event, it is likely that the Company's stockholders, other than Mueller as the holder of the Company's debt, would receive no distribution with respect to their shares from the Company's bankruptcy estate.

Results of Operations

     Activity in the third quarter consisted of excavation of pay gravel from the open pit and operation of the wash plant to process pay gravel mined during the preceding winter and spring.

     During the first nine months of 1995, the Company's sales were $3,542,000 (7,897 ounces) compared to $3,636,000 (9,460 ounces) in 1994. Cost of sales decreased to $3,347,000 in 1995 compared to $4,586,000 in 1994. Gold produced increased in 1995 to 17,440 ounces for the first three quarters compared to 12,327 ounces for the same period in 1994. Gold inventory consisted of 9,323 ounces at the end of the quarter. The reduction in cost of sales is due to the decrease in ounces sold as well as efficiencies gained in the open pit method of mining. During 1994, the majority of produced ounces were mined by dredging. In 1995, all the production has been from the open pit method of mining.

     General and administrative expenses have remained constant in 1995 compared to 1994. Total interest expense has increased in 1995 to $3,454,000 compared to $2,362,000 in 1994. This increase is due to increased borrowings and increased interest rates in 1995. Other income, net increased to $1,300,000 for the first nine-months of 1995 compared to $1,008,000 in the first nine-months of 1994. This increase is due to increases in gravel sales and royalty income offset by a reduction in gains on land sales.

Item 6.     Exhibits and Reports on Form 8-K

     During the quarter ended September 30, 1995, the Registrant filed one Current Report on Form 8-K, dated September 1, 1995, which reported that the Registrant and Mueller Acquisition Corporation ("MAC") have entered into an Agreement and Plan of Merger dated as of September 1, 1995, pursuant to which among other things, (a) MAC, a newly formed Delaware corporation wholly owned by Mueller, will be merged with and into the Registrant with the Registrant being the surviving corporation and (b) all shares of common stock of the Registrant other than the shares of the Registrant's common stock owned by Mueller, will be converted into the right to receive $0.25 cash per share, and thereafter the Registrant will be wholly owned by Mueller.

PART II.  OTHER INFORMATION
Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                              ALASKA GOLD COMPANY

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 1995.

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